Form 10-K405
period 1995-12-31
FIRST SECURITY AUTO GRANTOR TRUST 1995-A
filed 1997-03-18
CIK 946071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period June 24, 1995 (date of formation) to year-end December 31, 1995
Commission File Number                                                33-92836

                    FIRST SECURITY AUTO GRANTOR TRUST 1995-A
             (Exact name of Registrant as specified in its charter)
State of incorporation                                                    Utah
I.R.S. Employer Identification No.                                  36-7153652
Address of principal executive offices           79 South Main, P.O. Box 30006
                                                          Salt Lake City, Utah
Zip Code                                                            84130-0006
Registrant's telephone number, including area code              (801) 246-5165

Securities registered pursuant to section 12(b) of the Act:               None
                                                                 -------------

Securities registered pursuant to Section 12(g) of the Act:               None
                                                                 -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes [X]      No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [X]

The registrant is a trust with no voting securities outstanding.


This Annual Report on Form 10-K is filed by First Security Bank, N.A.
(the "Bank", formerly consisting of First Security Bank of Idaho, N.A. and First Security Bank of Utah, N.A., which merged on June 21, 1996) on behalf of the First Security Auto Grantor Trust 1995-A (the "Trust") pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K omits responses or responds in a modified fashion to certain items required by Form 10-K in accordance with the responses of the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission contained in a letter dated March 21, 1989 in response to the Bank's requests for exemptive relief from such reporting requirements.

Part I

1.  Business
-First Security Auto Grantor Trust 1995-A (the Trust) has as its only assets a pool of motor vehicle instalment sales contracts and instalment loans origi-nated by the Bank. At the origination date of the Trust, the loans totalled $250,000,000. Interests in the Trust are divided into two classes of certificates, Class A Certificates, which constituted approximately 95% of the total pool at origination, and Class B Certificates, which constituted approximately 5%. The purpose of the Trust is to hold its assets and to pass the income from and repayments of such assets to its Certificate Holders.

2.  Properties
-The Trust was created pursuant to a Pooling and Servicing Agreement (the "Agreement"), dated as of June 23, 1995, among the Bank and First National Bank of Chicago (the "Trustee"). The Trust is the owner of receivables and related motor vehicle collateral generated in connection with credit extensions to purchasers of such motor vehicles, primarily passenger cars and light trucks.

The following tabular information describes the current property of the Trust, and is a partial year summary of the monthly reports filed previously on Form 8-K for all of the months of 1995 for which the Trust was effective. Also included is the credit performance of the Trust's portfolio of receivables.


First Security Auto Grantor Trust 1995-A
Annual Summary of Trust Activities
Servicer:  First Security Bank, N.A.
(formerly First Security Bank Of Utah, N.A.
and First Security Bank Of Idaho, N.A.)
Trustee: First Chicago

Collection Period: 06-24-95 Thru 12-25-95


(i)  Principal Distributions to Certificate Holders:
          Class A  Amount                                                           60,179,282.55
          Class B Amount                                                             2,835,673.01
             Total                                                                  63,014,955.56

(ii)  Interest Distributions to Certificate Holders:
          Class A  Amount                                                            6,649,359.05
          Class B Amount                                                               313,338.26
             Total                                                                   6,962,697.31

(iii)  Yield Supplement Amount                                                           3,606.50

(iv)  Basic Servicing Fees Paid                                                      1,114,031.57

               First Security Bank Of Utah, N.A.                                       446,136.54
               First Security Bank Of Idaho, N.A.                                      667,896.03
                  Total                                                              1,114,031.57

(v)(a)  Class A Certificate Balance (beginning of Collection Period)               239,608,110.59
        Class A Pool Factor (beginning of Collection Period)                            1.0000000
        Class B Certificate Balance (beginning of Collection Period)                11,291,000.00
        Class B Pool Factor (beginning of Collection Period)                            1.0000000

(v)(b)  Class A Certificate Balance (end of Collection Period)                     179,428,828.04
        Class A Pool Factor (end of Collection Period)                                  0.7488429
        Class B Certificate Balance (end of Collection Period)                       8,455,326.99
        Class B Pool Factor (end of Collection Period)                                  0.7488555

(vi)(a)  Total Pool Balance (beginning of Collection Period)                       250,899,110.59
(vi)(b)  Total Pool Balance (end of Collection Period)                             187,884,155.03

(vii)  Realized Losses                                                                 221,782.71

(viii) (x) Excess of Class A Certificate Balance over Pool Balance                           0.00
       (y) Excess of Class B Certificate Balance over amount by which                        0.00
           Pool Balance exceeds Class A Certificate Balance

(ix)  Reserve Account Balance after Giving Effect to Payments                        8,454,786.98
       Made on Distribution Dates

(x)  Aggregate Purchase Amount of Receivables Repurchased by the                             0.00
     Sellers or purchased by Servicers

As a result of the operation of the Pooling and Servicing Agreement and the Yield Supplement Agreement, the distributions of principal and interest due to Certificate Holders during 1995 were all paid in full and on time.

The following tables set forth information relating to delinquency and net losses as of December 31, 1995:

                                                   December 31, 1995
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent               980       $9,576,557
          (ii)   61-90 Days Delinquent               143       $1,623,879
          (iii)  Over 90 Days Delinquent              56         $647,172


                                                   December 31, 1995
                                               --------------------------
                                                  % of           % of
                                                Contracts       Amount
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                1.24%          1.45%
          (ii)  61-90 Days Delinquent                 .18%           .25%
          (iii) Over 90 Days Delinquent               .07%           .10%

                                                   December 31, 1995
                                               --------------------------
                                               Contracts          Amount
                                               ---------         --------

          Aggregate Net Losses:                       52         $181,918

3.  Legal proceedings
-There were no material legal proceedings pending at December 31, 1995 that would have a materially adverse effect on the Trust, or on the Bank, the Trustee or the Underwriters in the performance of their obligations to the holders and beneficial owners of the Certificates of the Trust.

4.  Submission of matters to a vote of security holders
-There were no matters submitted to the Certificate Holders for a vote during 1995.


Part II

5. Market for registrant's common equity and related stockholder matters -The holder of record of all the Certificates as of December 31, 1995, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies and clearing corporations. The certificates are not listed on any exchange.

6.  Selected financial data
-Omitted Per No-Action Letter dated March 21, 1989.

7. Management's discussion and analysis of financial condition and results of operations
-Omitted per No-Action Letter dated March 21, 1989.

8.  Financial statements and supplementary data
-Omitted per No-Action Letter dated March 21, 1989.

9. Changes in and disagreements with accountants on accounting and financial disclosure
-There has been no change in the independent accounting firm that has audited the Bank's and the Trust's financial records during the past year. There are no disagreements with the financial accounting or disclosure recommendations of the auditors.


Part III

10. Directors and executive officers of the registrant
-Omitted per No-Action Letter dated March 21, 1989.

11. Executive compensation
-Omitted per No-Action Letter dated March 21, 1989.

12. Security ownership of certain beneficial owners and management
(a) The holder of record of all of the Certificates as of December 31, 1995, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies and clearing corporations.

Because the Trust does not have any directors or officers, and since the ususal meaning of "control" is not applicable to the Trust, no response is made to subparagraphs (b) and (c) per No-Action Letter dated March 21, 1989.

13. Certain relationships and related transactions
-There have been no transactions during 1995 between the Trustee, the Trust, and/or the Bank that qualify for disclosure under Item 404 of Regulation S-K.

During 1995, the Bank received a total of $1,114,032 in compensation for servicing the Trust portfolio. The Trustee received a total of $7,025 for its services to the Trust during 1995.


Part IV

14.  Exhibits, financial statement schedules, and reports on Form 8-K
-Exhibits.
The exhibits listed on the accompanying Exhibit Index are filed as part of this Report.

-Financial Statement Schedules.
In lieu of audited financial statements, the Registrant is providing an aggregation of data reported on monthly servicer reports reported on Form
8-K for the months of 1995 that the Trust was in operation. (See Item 2 above.) These reports have not been audited, however attached as Exhibit 99.1 is the letter from Deloitte & Touche LLP, a firm of nationally recognized independent accountants as to the adequacy of the scope of such examinations of procedures as are required by the Servicing Agreement.

-Reports on Form 8-K
Monthly Servicer Reports were submitted under Form 8-K for July through December of 1995. Additional reports on Form 8-K were filed prior to the filing of this report for the 1996 monthly Servicer Reports.

Signatures
-Because the Trust has no directors or individual trustees, and because the Bank is merely the originator and servicer of the Trust, the Annual Report on Form 10-K will not be signed by a majority of the directors of the Bank or by any individuals other than an authorized officer of the Bank.

The following Exhibits are filed with this Report:

Exhibit No. / Description

4.1. Pooling and Servicing Agreement (filed as part of Exhibit 4 to the Trust's Registration Statement on Form S-1, Reg. No. 33-92836, and incorporated by reference hereby.)

4.2. Yield Supplement Agreement (filed as part of Exhibit 4 to the Trust's Registration Statement on Form S-1, Reg. No. 33-92836, and incorporated by reference hereby.)

99.1 Letter from Deloitte & Touche LLP, as required to be filed with the Trustee under the Pooling and Servicing Agreement.

99.2  Servicers' Assertion as to procecures followed.

99.3  Officer's Certificate


SIGNATURES

FIRST SECURITY AUTO GRANTOR TRUST 1995-A
Registrant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Banks have duly caused this report to be signed for and on its behalf by the undersigned, thereunto duly authorized.
FIRST SECURITY AUTO GRANTOR TRUST 1995-A

By
FIRST SECURITY BANK, N.A., (formerly
FIRST SECURITY BANK OF IDAHO, N.A. and
FIRST SECURITY BANK OF UTAH, N.A.)
(Sellers and Servicers)

By
[SIGNED]                                                        March 14, 1997
_______________________________________________________   ____________________
Scott C. Ulbrich                                          (Date)
Executive Vice President, First Security Corporation
(Authorized Officer)