Form 10-K405
period 1996-12-31
FIRST SECURITY AUTO GRANTOR TRUST 1995-A
filed 1997-03-19
CIK 946071

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                    December 31, 1996
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

The following tabular information describes the current property of the Trust, and is a full year summary of the monthly reports filed previously on Form 8-K for all of 1996. Also included is the credit performance of the Trust's portfolio of receivables.


First Security Auto Grantor Trust 1995-A
Annual Summary of Trust Activities
Servicer:  First Security Bank, N.A.
(formerly First Security Bank Of Utah, N.A.
and First Security Bank Of Idaho, N.A.)
Trustee: First Chicago

Collection Period: 12-26-95 Thru 12-25-96


(i)  Principal Distributions to Certificate Holders:
          Class A  Amount                                                           91,894,017.83
          Class B Amount                                                             4,330,084.61
             Total                                                                  96,224,102.44

(ii)  Interest Distributions to Certificate Holders:
          Class A  Amount                                                            8,303,752.39
          Class B Amount                                                               391,311.63
             Total                                                                   8,695,064.02

(iii)  Yield Supplement Amount                                                           4,465.42

(iv)  Basic Servicing Fees Paid                                                      1,391,210.25

(v)(a)  Class A Certificate Balance (beginning of Collection Period)               179,428,828.04
        Class A Pool Factor (beginning of Collection Period)                            0.7488429
        Class B Certificate Balance (beginning of Collection Period)                 8,455,326.99
        Class B Pool Factor (beginning of Collection Period)                            0.7488555

(v)(b)  Class A Certificate Balance (end of Collection Period)                      87,534,920.22
        Class A Pool Factor (end of Collection Period)                                  0.3653249
        Class B Certificate Balance (end of Collection Period)                       4,125,242.36
        Class B Pool Factor (end of Collection Period)                                  0.3653567

(vi)(a)  Total Pool Balance (beginning of Collection Period)                       187,884,155.03
(vi)(b)  Total Pool Balance (end of Collection Period)                              91,660,052.59

(vii)  Realized Losses                                                               1,096,417.07

(viii) (x) Excess of Class A Certificate Balance over Pool Balance                           0.00
       (y) Excess of Class B Certificate Balance over amount by which                        0.00
           Pool Balance exceeds Class A Certificate Balance

(ix)  Reserve Account Balance after Giving Effect to Payments                        5,017,982.21
       Made on Distribution Dates

(x)  Aggregate Purchase Amount of Receivables Repurchased by the                        12,323.95
     Sellers or purchased by Servicers

NOTE: ON JUNE 21, 1996, FIRST SECURITY BANK OF UTAH, N.A. AND FIRST SECURITY BANK OF IDAHO, N.A.
MERGED TO FORM FIRST SECURITY BANK, N.A.

As a result of the operation of the Pooling and Servicing Agreement and the Yield Supplement Agreement, the distributions of principal and interest due to Certificate Holders during 1996 were all paid in full and on time.

The following tables set forth information relating to delinquency and net losses as of December 31, 1996:

                                                   December 31, 1996
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent               280       $1,894,995
          (ii)   61-90 Days Delinquent                85          635,405
          (iii)  Over 90 Days Delinquent              55          373,678


                                                   December 31, 1996
                                               --------------------------
                                                  % of           % of
                                                Contracts       Amount
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                1.87%          2.07%
          (ii)  61-90 Days Delinquent                 .57%           .69%
          (iii) Over 90 Days Delinquent               .37%           .41%

                                                   December 31, 1996
                                               --------------------------
                                               Contracts          Amount
                                               ---------         --------

          Aggregate Net Losses, Current Year:        253       $1,096,417
          Cumulative Net Losses:                     305        1,278,335

3.  Legal proceedings
-There were no material legal proceedings pending at December 31, 1996 that would have a materially adverse effect on the Trust, or on the Bank, the Trustee or the Underwriters in the performance of their obligations to the holders and beneficial owners of the Certificates of the Trust.

4.  Submission of matters to a vote of security holders
-There were no matters submitted to the Certificate Holders for a vote during 1996.


Part II

5. Market for registrant's common equity and related stockholder matters -The holder of record of all the Certificates as of December 31, 1996, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies and clearing corporations. The certificates are not listed on any exchange.

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

11. Executive compensation
-Omitted per No-Action Letter dated March 21, 1989.

12. Security ownership of certain beneficial owners and management
(a) The holder of record of all of the Certificates as of December 31, 1996, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies and clearing corporations.

Because the Trust does not have any directors or officers, and since the ususal meaning of "control" is not applicable to the Trust, no response is made to subparagraphs (b) and (c) per No-Action Letter dated March 21, 1989.

13. Certain relationships and related transactions
-There have been no transactions during 1996 between the Trustee, the Trust, and/or the Bank that qualify for disclosure under Item 404 of Regulation S-K.

During 1996, the Bank received a total of $1,391,210 in compensation for servicing the Trust portfolio. The Trustee received a total of $3,507 for its services to the Trust during 1996.


Part IV

14.  Exhibits, financial statement schedules, and reports on Form 8-K
-Exhibits.
The exhibits listed on the accompanying Exhibit Index are filed as part of this Report.

-Financial Statement Schedules.
In lieu of audited financial statements, the Registrant is providing an aggregation of data reported on monthly servicer reports reported on Form 8-K for each month of 1996. (See Item 2 above.) These reports have not been audited, however attached as Exhibit 99.1 is the letter from Deloitte & Touche LLP, a firm of nationally recognized independent accountants as to the adequacy of the scope of such examinations of procedures as are required by the Servicing Agreement.

-Reports on Form 8-K
Monthly Servicer Reports were submitted under Form 8-K for January through December of 1996. Additional reports on Form 8-K were filed prior to the filing of this report for the January and February 1997 monthly Servicer Reports.

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

By
FIRST SECURITY BANK, N.A., (formerly
FIRST SECURITY BANK OF IDAHO, N.A. and
FIRST SECURITY BANK OF UTAH, N.A.)
(Sellers and Servicers)

By
[SIGNED]                                                        March 19, 1997
_______________________________________________________   ____________________
Scott C. Ulbrich                                          (Date)
Executive Vice President, First Security Corporation
(Authorized Officer)